Form 10-Q
period 1996-03-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP
filed 1996-05-15
CIK 728248

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_______________________ to _______________________

Commission file number 0-11965

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                                            13-3179284
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

440 Mission Court, Suite 250, Fremont, California                          94539
- - --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (510) 656-1855

                                      N/A
- - --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        March 31,      December 31,
                                                                           1996            1995
- - ---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $1,272,667      $1,308,343
Royalties receivable                                                       127,428         105,564
                                                                        ----------     ------------
Total assets                                                            $1,400,095      $1,413,907
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued expenses and other liabilities                                  $  216,966      $  250,281
                                                                        ----------     ------------
Contingencies
Partners' Capital
Limited partners (73,903 units issued and outstanding)                   1,016,667         999,114
General partner                                                            166,462         164,512
                                                                        ----------     ------------
Total partners' capital                                                  1,183,129       1,163,626
                                                                        ----------     ------------
Total liabilities and partners' capital                                 $1,400,095      $1,413,907
                                                                        ----------     ------------
                                                                        ----------     ------------
- - ---------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                              Three months ended
                                                                                  March 31,
                                                                            ----------------------
                                                                              1996          1995
- - --------------------------------------------------------------------------------------------------
REVENUES
Royalty income                                                              $140,985      $315,949
Interest and other income                                                     15,927       109,985
                                                                            ---------     --------
                                                                             156,912       425,934
                                                                            ---------     --------
EXPENSES
General and administrative                                                   137,409        66,911
                                                                            ---------     --------
Net income                                                                  $ 19,503      $359,023
                                                                            ---------     --------
                                                                            ---------     --------
ALLOCATION OF NET INCOME
Limited partners                                                            $ 17,553      $323,121
                                                                            ---------     --------
                                                                            ---------     --------
General partner                                                             $  1,950      $ 35,902
                                                                            ---------     --------
                                                                            ---------     --------
Net income per limited partnership unit                                     $    .24      $   4.37
                                                                            ---------     --------
                                                                            ---------     --------
- - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNER        TOTAL
- - ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                         $  999,114     $164,512     $1,163,626
Net income                                                       17,553        1,950         19,503
                                                             ----------     --------     ----------
Partners' capital--March 31, 1996                            $1,016,667     $166,462     $1,183,129
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
- - ---------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                            1996            1995
- - ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                                  $   119,121     $   161,594
Interest and other income received                                            15,927          15,661
General and administrative expenses paid                                    (170,724)        (29,870)
Evaluation and monitoring expenses paid                                           --          (2,156)
State taxes withheld on distribution                                              --          19,379
                                                                         -----------     -----------
Net cash (used in) provided by operating activities                          (35,676)        164,608
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment in equity securities                         --       1,607,712
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distribution                                                                      --      (2,956,120)
                                                                         -----------     -----------
Net decrease in cash and cash equivalents                                    (35,676)     (1,183,800)
Cash and cash equivalents at beginning of period                           1,308,343       2,010,931
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 1,272,667     $   827,131
                                                                         -----------     -----------
                                                                         -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH (USED IN) PROVIDED
BY OPERATING ACTIVITIES
Net income                                                               $    19,503     $   359,023
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in:
  Accrued expenses and other liabilities                                     (33,315)         54,264
  Royalties receivable                                                       (21,864)       (154,355)
  Interest receivable                                                             --         (94,324)
                                                                         -----------     -----------
Total adjustments                                                            (55,179)       (194,415)
                                                                         -----------     -----------
Net cash (used in) provided by operating activities                      $   (35,676)    $   164,608
                                                                         -----------     -----------
                                                                         -----------     -----------
- - ----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership (the ``Partnership'') as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   In April 1996, R&D Funding Corp (the ``General Partner'') mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve the liquidation and dissolution of the Partnership, as more fully described in the Statement. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were $74,481 and $42,315 for the three months ended March 31, 1996 and 1995, respectively.

   General and administrative expenses payable to the General Partner and its affiliates (which are included in accrued expenses and other liabilities) at March 31, 1996 and December 31, 1995 were $141,494 and $158,738, respectively.

   Prudential Securities Incorporated, an affiliate of R&D Funding Corp, owned 145 limited partnership units at March 31, 1996.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of R&D Funding Corp, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   The Partnership has engaged in research and development co-investment projects with PruTech Research and Development Partnership II, PruTech Research and Development Partnership III, and PruTech Project Development Partnership (collectively, the ``PruTech R&D Partnerships'') for which R&D Funding Corp serves as the general partner. The allocation of the co-investment projects' profits or losses among the PruTech R&D Partnerships is consistent with the costs incurred to fund the research and development projects.

C. Contingencies

   On April 15, 1994 a multiparty petition captioned Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, Prudential Securities Incorporated, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud and fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership units; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the Federal Securities Act of 1933 (sections 11 and 12), and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees. The ultimate outcome of this litigation as well as the impact on the Partnership cannot presently be determined.

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and intend to vigorously defend themselves against this action.

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership's cash and cash equivalents decreased to approximately $1,273,000 at March 31, 1996 from $1,308,000 at December 31, 1995. This decrease was a result of the utilization of cash to reduce accrued expenses and other liabilities.

   In April 1996, the General Partner mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve the liquidation and dissolution of the Partnership, as more fully described in the Statement. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment.

   The level of future distributions will be based primarily on the excess of proceeds received on the sale of the Partnership's remaining assets (as further discussed in the Statement) as well as from royalties and interest over the operating expenses of the Partnership.

Results of Operations

   The Partnership's net income for the three months ended March 31, 1996 decreased by approximately $340,000 as compared with the same period in 1995 primarily due to decreases in royalty and interest income as well as an increase in general and administrative expenses.

   Royalty income for the three months ended March 31, 1996 decreased by approximately $175,000 as compared with the same period in 1995 due primarily to higher royalties recorded in 1995 from American Software, Inc.

   Interest and other income decreased for the three months ended March 31, 1996 by approximately $94,000 as compared with the same period in 1995 due primarily to interest relating to a note receivable resulting from the Partnership's investment in Tridom Corporation which matured in June 1995.

   General and administrative expenses increased by approximately $70,000 for the three months ended March 31, 1996 as compared with the same period in 1995. This increase was primarily due to professional and other costs incurred in 1996 in connection with the Statement as discussed above.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--

        There were no matters which were submitted to limited partners during the quarter ended March 31, 1996. However, in April 1996, a Consent Solicitation Statement was sent to all limited partners. See Note A to the financial statements filed herewith in Item 1 of Part 1 for further information.

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K--

        (a) Exhibits--
        PruTech Research and Development Partnership Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
        3.1 included with Registrant's Form S-1 Registration Statement, File No. 2-86528, filed on November 16, 1983)

        First Amendment to the Amended and Restated Agreement of Limited Partnership of PruTech Research and Development Partnership (incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K filed March 28, 1992)

        Second Amendment to the Amended and Restated Agreement of Limited Partnership of PruTech Research and Development Partnership (incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K filed March 31, 1994)

        Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Russell L. Allen                     Date: May 15, 1996
     ----------------------------------------
     Russell L. Allen
     President and Director for the
     Registrant
By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant