Form 10-Q
period 1996-06-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP
filed 1996-08-14
CIK 728248

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-11965

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                        13-3179284
- --------------------------------------------------------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

440 Mission Court, Suite 250, California            94539
- --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (510) 656-1855

                                      N/A
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                            STATEMENT OF NET ASSETS
                          (in process of liquidation)
                                 June 30, 1996
                                  (Unaudited)

- ------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                            $1,307,905
Royalties receivable                                                                    214,184
                                                                                    ------------
Total assets                                                                          1,522,089
                                                                                    ------------
Liabilities
Estimated liquidation costs                                                             229,000
Accrued expenses and other liabilities                                                  238,180
                                                                                    ------------
Total liabilities                                                                       467,180
                                                                                    ------------
Contingencies
Net assets in liquidation                                                            $1,054,909
                                                                                    ------------
                                                                                    ------------
Net assets in liquidation
Limited partners (73,903 units issued and outstanding)                               $  901,269
General partner                                                                         153,640
                                                                                    ------------
Total net assets in liquidation                                                      $1,054,909
                                                                                    ------------
                                                                                    ------------
- ------------------------------------------------------------------------------------------------

                        STATEMENT OF FINANCIAL CONDITION
                             (going concern basis)
                               December 31, 1995
                                  (Unaudited)

- ------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                            $1,308,343
Royalties receivable                                                                    105,564
                                                                                    ------------
Total assets                                                                         $1,413,907
                                                                                    ------------
                                                                                    ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued expenses and other liabilities                                               $  250,281
                                                                                    ------------
Contingencies
Partners' capital
Limited partners (73,903 units issued and outstanding)                                  999,114
General partner                                                                         164,512
                                                                                    ------------
Total partners' capital                                                               1,163,626
                                                                                    ------------
Total liabilities and partners' capital                                              $1,413,907
                                                                                    ------------
                                                                                    ------------

- --------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                        Six Months Ended        Three Months Ended
                                                            June 30,                 June 30,
                                                      ---------------------    ---------------------
                                                        1996         1995        1996         1995
- ----------------------------------------------------------------------------------------------------
REVENUES
Royalty income                                        $ 311,819    $467,568    $ 170,834    $151,619
Gain on sale of investments in equity securities             --      63,742           --      63,742
Interest and other income                                32,126     258,521       16,199     148,536
                                                      ---------    --------    ---------    --------
                                                        343,945     789,831      187,033     363,897
                                                      ---------    --------    ---------    --------
General and administrative expenses                     223,662     179,614       86,253     112,703
                                                      ---------    --------    ---------    --------
Net operating income                                    120,283     610,217      100,780     251,194
Estimated liquidation costs                             229,000          --      229,000          --
                                                      ---------    --------    ---------    --------
Net income (loss)                                     $(108,717)   $610,217    $(128,220)   $251,194
                                                      ---------    --------    ---------    --------
                                                      ---------    --------    ---------    --------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                      $ (97,845)   $549,195    $(115,398)   $226,075
                                                      ---------    --------    ---------    --------
                                                      ---------    --------    ---------    --------
General partner                                       $ (10,872)   $ 61,022    $ (12,822)   $ 25,119
                                                      ---------    --------    ---------    --------
                                                      ---------    --------    ---------    --------
Net income (loss) per limited partnership unit        $   (1.32)   $   7.43    $   (1.56)   $   3.06
                                                      ---------    --------    ---------    --------
                                                      ---------    --------    ---------    --------
- ----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (going concern basis)
                                  (Unaudited)

                                                               LIMITED      GENERAL
                                                               PARTNERS     PARTNER        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                           $999,114     $164,512     $1,163,626
Net loss                                                        (97,845)     (10,872)      (108,717)
                                                               --------     --------     ----------
Net assets in liquidation--June 30, 1996                       $901,269     $153,640     $1,054,909
                                                               --------     --------     ----------
                                                               --------     --------     ----------
- ---------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                             Six months ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                           1996            1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                                 $   203,199     $   477,543
Interest and other income received                                           32,126       2,070,661
General and administrative expenses paid                                   (235,763)       (103,638)
Increase in cash held in escrow                                                  --         (58,628)
                                                                        -----------     -----------
Net cash (used in) provided by operating activities                            (438)      2,385,938
                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of note receivable                                                    --       1,842,393
Proceeds from the sale of investments in equity securities                       --       1,755,932
                                                                        -----------     -----------
Net cash provided by investing activities                                        --       3,598,325
                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distribution                                                                --           (2,956,120)
                                                                        -----------     -----------
Net (decrease) increase in cash and cash equivalents                           (438)      3,028,143
Cash and cash equivalents at beginning of period                          1,308,343       2,010,931
                                                                        -----------     -----------
Cash and cash equivalents at end of period                              $ 1,307,905     $ 5,039,074
                                                                        -----------     -----------
                                                                        -----------     -----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED
BY OPERATING ACTIVITIES
Net income (loss)                                                       $  (108,717)    $   610,217
                                                                        -----------     -----------
Adjustments to reconcile net income to net cash (used in) provided by
  operating activities:
Gain on sale of investments in equity securities                                 --         (63,742)
Changes in:
  Royalties receivable                                                     (108,620)          9,975
  Interest receivable                                                            --       1,812,140
  Cash held in escrow                                                            --         (58,628)
  Estimated liquidation costs                                               229,000              --
  Accrued expenses and other liabilities                                    (12,101)         75,976
                                                                        -----------     -----------
Total adjustments                                                           108,279       1,775,721
                                                                        -----------     -----------
Net cash (used in) provided by operating activities                     $      (438)    $ 2,385,938
                                                                        -----------     -----------
                                                                        -----------     -----------
- ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1995
Converted holdings in The Allen Group Inc. Series B convertible debenture (principal of $84,478)
into 6,047 shares of common stock of The Allen Group Inc.
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments necessary to fairly present the financial position of the PruTech Research and Development Partnership (the ``Partnership'') as of June 30, 1996, the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995 subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when the Partnership first adopted the liquidation basis of accounting. (See discussion below.)

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

   R&D Funding Corp (the ``General Partner'') mailed to all limited partners a consent solicitation statement dated April 10, 1996 (the ``Statement'') asking for their written consent to approve a plan of dissolution and liquidation of the Partnership (the ``Plan''), as more fully described in the Statement. Holders of 68.5% of the limited partnership units approved the Plan on June 10, 1996 and accordingly, the Plan was adopted.

   In accordance with the terms of the Plan, the General Partner will attempt to sell or otherwise dispose of the Partnership's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Partnership) to the partners in an amount equal to their respective capital account balances at the time of liquidation under the terms of the Partnership Agreement. (Such capital accounts will reflect adjustments for gains/losses recognized in connection with the operations of the Partnership as well as the disposition of its remaining assets, with such losses allocated 90% to the limited partners and 10% to the General Partner and gains allocated in the same fashion unless total cumulative net profits of the Partnership equal all losses previously allocated, whereupon the General Partner will be allocated an additional amount pursuant to the Partnership Agreement.) It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment.

   As a result of the adoption of the Plan, the Partnership adopted the liquidation basis of accounting effective June 30, 1996, whereby assets are valued at their estimated net realizable values and liabilities stated at their estimated settlement amounts. However, due to the nature of the Partnership's remaining investments, the General Partner is not able to predict with any degree of certainty the amounts which will be realized from these investments and therefore, such assets continue to be carried at zero. Accruals totaling $229,000 have been recorded as of June 30, 1996 for the estimated future costs of liquidating the Partnership which include, but are not limited to, costs of selling or otherwise disposing of the Partnership's remaining investments and general and administrative costs through the estimated conclusion of liquidation. The General Partner estimates that the final liquidation of the Partnership's remaining investments will occur by December 31, 1995; however, due to the nature of these investments, liquidation may take longer.

   Direct costs incurred in connection with the preparation, printing and mailing of the Statement and the solicitation of votes of the limited partners were $94,448 and $47,448 during the six and three months ended June 30, 1996, respectively, and are included in general and administrative expenses on the statements of operations.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. These costs and expenses were $103,867 and $102,447 for the six months ended June 30, 1996 and 1995 and $29,386 and $60,132 for the three months ended June 30, 1996 and 1995, respectively. General and administrative expenses payable to the General Partner and its affiliates (which are included in accrued expenses and other liabilities) at June 30, 1996 and December 31, 1995 were $178,611 and $158,738, respectively.

   Additionally, in conjunction with the adoption of the liquidation basis of accounting, the Partnership recorded an accrual as of June 30, 1996 for the estimated future costs expected to be incurred to liquidate the Partnership, as discussed in Note A above. Included in these liquidation cost estimates are approximately $202,000 expected to be charged by the General Partner and its affiliates during the anticipated remaining liquidation period. The actual charges will depend primarily upon the length of time required to liquidate the Partnership and may differ from amounts accrued as of June 30, 1996.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 145 limited partnership units at June 30, 1996.

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

C. Contingencies

   On April 15, 1994 a multiparty petition entitled Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, Prudential Securities Incorporated, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud and fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership units; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the Federal Securities Act of 1933 (sections 11 and 12), and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks among other things, compensatory and punitive damages, costs and attorneys' fees. The ultimate outcome of this litigation as well as the impact on the Partnership cannot presently be determined.

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and intend to vigorously defend themselves against this action. Additonaly, the General Partner believes that the litigation discussed above will not have an adverse impact on its ability to liquidate the Partnership in accordance with the Plan and in the time frame currently contemplated by the General Partner.

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership's cash and cash equivalents remained essentially unchanged at June 30, 1996 as compared to December 31, 1995.

   As more fully discussed in Note A to the financial statements, the General Partner mailed to all limited partners a consent solicitation statement dated April 10, 1996 (the ``Statement'') asking for their written consent to approve a plan of dissolution and liquidation of the Partnership (the ``Plan''), as more fully described in the Statement. Holders of 68.5% of the limited partnership units approved the Plan on June 10, 1996 and accordingly, the Plan was adopted. In accordance with the terms of the Plan, the General Partner will attempt to sell or otherwise dispose of the Partnership's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Partnership) to the partners in accordance with the terms of the Partnership Agreement. Due to the nature of the Partnership's remaining investments, the General Partner is not able to predict with any degree of certainty the timing of any sales, the proceeds that will be received or the cash amounts that may ultimately be available for distribution by the Partnership. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment.

Results of Operations

   The Partnership's net operating income for the six and three months ended June 30, 1996 decreased by approximately $490,000 and $150,000 as compared with the same periods in 1995 primarily due to variances in royalty and interest income as well as general and administrative expenses as discussed below.

   As more fully discussed in Note A to the financial statements, the Partnership adopted the liquidation basis of accounting effective June 30, 1996 and accordingly, accruals totaling $229,000 have been recorded for the estimated future costs of liquidating the Partnership during the anticipated remaining liquidation period. The General Partner estimates that the final liquidation of the Partnership's remaining investments will occur by December 31, 1995; however, due to the nature of these investments, liquidation may take longer.

   Royalty income for the six and three months ended June 30, 1996 decreased by approximately $156,000 but increased by approximately $19,000 as compared with the same periods in 1995. The six month decrease was due primarily to lower 1996 royalties recorded from American Software, Inc. The three month increase was primarily due to higher royalties recorded from Syntro Corporation.

   Interest and other income decreased for the six and three months ended June 30, 1996 by approximately $226,000 and $132,000 as compared with the same periods in 1995 generally because interest relating to a note receivable resulting from the Partnership's investment in Tridom Corporation which matured in June 1995.

   In May 1995, the Partnership received 6,047 shares of The Allen Group Inc. common stock through the conversion of its Series B convertible debenture (principal of $84,478). In accordance with the conversion agreement, the Partnership established an escrow fund of approximately $59,000 which was subject to certain offset provisions. In June 1995, the Partnership sold the common stock resulting in a gain of approximately $64,000 and in July 1995, sold its interest in the escrow fund and all related obligations relating to the offset provision. A provision for loss of approximately $29,000 was recorded during the three months ended June 30, 1995 relating to the sale of the escrow.

   General and administrative expenses increased by approximately $44,000 but decreased by approximately $26,000 for the six and three months ended June 30, 1996 as compared with the same periods in 1995. The six month increase was primarily caused by professional and other costs incurred in 1996 in connection with the Statement as discussed above. The three month decrease was primarily due to the provision for loss related to the sale of the escrow established in connection with the conversion of The Allen Group debenture discussed above.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--

        This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--

        On April 10, 1996, the General Partner solicited the consent of the limited partners to approve the dissolution and liquidation of the Partnership pursuant to a Plan of Dissolution and Liquidation (the ``Plan''). On June 10, 1996, the limited partners voted to approve the Plan as follows: 68.5% voted in favor of the Plan, 2.8% voted against the Plan and 2.5% abstained. For further information see Note A to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K--

        (a) Exhibits:

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

PruTech Research and Development Partnership

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Michael S. Hasley                    Date: August 14, 1996
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant