Form 10-Q
period 1996-09-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP
filed 1996-11-14
CIK 728248

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-11965

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                                           13-3179284
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

440 Mission Court, Suite 250, California                                   94539
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (510) 656-1855

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                            STATEMENT OF NET ASSETS
                          (in process of liquidation)
                               September 30, 1996
                                  (Unaudited)

------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                            $1,422,161
Royalty receivable                                                                      130,000
Investment in joint venture at net realizable value                                     550,000
                                                                                    ------------
Total assets                                                                          2,102,161
                                                                                    ------------
Liabilities
Estimated liquidation costs                                                             226,027
Accrued expenses and other liabilities                                                   69,704
                                                                                    ------------
Total liabilities                                                                       295,731
                                                                                    ------------
Contingencies
Net assets in liquidation                                                            $1,806,430
                                                                                    ------------
                                                                                    ------------
Net assets in liquidation
Limited partners (73,903 units issued and outstanding)                               $1,577,638
General partner                                                                         228,792
                                                                                    ------------
Total net assets in liquidation                                                      $1,806,430
                                                                                    ------------
                                                                                    ------------
------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--June 30, 1996                     $  901,269     $153,640     $1,054,909
Changes in estimated liquidation values of assets and
  liabilities                                                   676,369       75,152        751,521
                                                             ----------     --------     ----------
Net assets in liquidation--September 30, 1996                $1,577,638     $228,792     $1,806,430
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                        STATEMENT OF FINANCIAL CONDITION
                             (going concern basis)
                               December 31, 1995
                                  (Unaudited)

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
                                                                                    ------------
                                                                                    ------------

--------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                         Six Months       Nine Months      Three Months
                                                            Ended            Ended             Ended
                                                          June 30,       September 30,     September 30,
                                                            1996             1995              1995
--------------------------------------------------------------------     -------------------------------
REVENUES
Royalty income                                            $ 311,819       $   767,576        $ 300,008
Gain on sale of investments in equity securities                 --            65,707            1,965
Interest and other income                                    32,126           281,565           23,044
                                                         -----------     -------------     -------------
                                                            343,945         1,114,848          325,017
                                                         -----------     -------------     -------------
GENERAL AND ADMINISTRATIVE EXPENSES                         223,662           301,444          121,830
                                                         -----------     -------------     -------------
Net operating income                                        120,283           813,404          203,187
Estimated liquidation costs                                 229,000                --               --
                                                         -----------     -------------     -------------
Net income (loss)                                         $(108,717)      $   813,404        $ 203,187
                                                         -----------     -------------     -------------
                                                         -----------     -------------     -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                          $ (97,845)      $   732,064        $ 182,868
                                                         -----------     -------------     -------------
                                                         -----------     -------------     -------------
General partner                                           $ (10,872)      $    81,340        $  20,319
                                                         -----------     -------------     -------------
                                                         -----------     -------------     -------------
Net income (loss) per limited partnership unit            $   (1.32)      $      9.91        $    2.47
                                                         -----------     -------------     -------------
                                                         -----------     -------------     -------------
--------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (going concern basis)
                                  (Unaudited)

                                                               LIMITED      GENERAL
                                                               PARTNERS     PARTNER        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                           $999,114     $164,512     $1,163,626
Net loss                                                        (97,845)     (10,872)      (108,717)
                                                               --------     --------     ----------
Net assets in liquidation--June 30, 1996                       $901,269     $153,640     $1,054,909
                                                               --------     --------     ----------
                                                               --------     --------     ----------
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

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                      Six Months      Nine Months
                                                                        Ended            Ended
                                                                       June 30,      September 30,
                                                                         1996            1995
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                               $  203,199     $     644,845
Interest and other income received                                        32,126         2,095,453
General and administrative expenses paid                                (235,763)          (91,747)
                                                                      ----------     -------------
Net cash (used in) provided by operating activities                         (438)        2,648,551
                                                                      ----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of note receivable                                                 --         1,842,393
Proceeds from the sale of investments in equity securities                    --         1,757,897
                                                                      ----------     -------------
Net cash provided by investing activities                                     --         3,600,290
                                                                      ----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Distribution                                                                  --        (7,061,842)
                                                                      ----------     -------------
Net decrease in cash and cash equivalents                                   (438)         (813,001)
Cash and cash equivalents at beginning of period                       1,308,343         2,010,931
                                                                      ----------     -------------
Cash and cash equivalents at end of period                            $1,307,905     $   1,197,930
                                                                      ----------     -------------
                                                                      ----------     -------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED
BY OPERATING ACTIVITIES
Net income (loss)                                                     $ (108,717)    $     813,404
                                                                      ----------     -------------
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of investments in equity securities                              --           (65,707)
Changes in:
  Royalties receivable                                                  (108,620)         (122,731)
  Interest receivable                                                         --         1,813,888
  Estimated liquidation costs                                            229,000                --
  Accrued expenses and other liabilities                                 (12,101)          209,697
                                                                      ----------     -------------
Total adjustments                                                        108,279         1,835,147
                                                                      ----------     -------------
Net cash (used in) provided by operating activities                   $     (438)    $   2,648,551
                                                                      ----------     -------------
                                                                      ----------     -------------
--------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1995
Converted holdings in The Allen Group Inc. Series B convertible debenture (principal of $84,478)
into 6,047 shares of common stock of The Allen Group Inc.
--------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments necessary to fairly present the financial statements of the PruTech Research and Development Partnership (the ``Partnership'') as of September 30, 1996 subject to the effects of any further liquidation accounting adjustments that would have been required had the realizable values of assets and the amounts of liabilities been known when the Partnership first adopted the liquidation basis of accounting. (See discussion below.)

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

   As a result of the adoption of the Plan, the Partnership adopted the liquidation basis of accounting effective June 30, 1996, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. However, due to the nature of the Partnership's remaining investments, the General Partner was not able to predict with any degree of certainty the amounts which will be realized from these investments and therefore, such assets were carried at zero. Accruals totaling $229,000 were recorded as of June 30, 1996 for the estimated future costs of liquidating the Partnership which include, but are not limited to, costs of selling or otherwise disposing of the Partnership's remaining investments and general and administrative costs through the estimated conclusion of liquidation. The General Partner estimates that the final liquidation of the Partnership's remaining investments will occur by December 31, 1996; however, due to the nature of these investments, liquidation may take longer.

   During the three months ended September 30, 1996, the Partnership reflected an increase of $752,000 in the estimated net liquidation value of its assets and liabilities. This increase is a result of valuing the Partnership's interest in a joint venture with American Software, Inc. at $550,000 as further discussed in Note D. In addition, the Partnership accrued an additional $130,000 for royalties due from Syntro Corporation, received an additional $59,000 of royalties from the joint venture with American Software, Inc. and earned interest on its cash and cash equivalents. No significant adjustments to previously recorded liability amounts were required.

   Direct costs incurred during 1996 in connection with the preparation, printing and mailing of the Statement and the solicitation of votes of the limited partners were $94,000 and are included in general and administrative expenses on the statements of operations for the six months ended June 30, 1996.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partner and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. These costs and expenses were $104,000 and $165,000 for the six months ended June 30, 1996 and the nine months ended September 30, 1995, respectively. General and administrative expenses payable to the General Partner and its affiliates (which are included in accrued expenses and other liabilities) at September 30, 1996 and December 31, 1995 were $48,000 and $159,000, respectively.

   Additionally, in conjunction with the adoption of the liquidation basis of accounting, the Partnership recorded an accrual for the estimated future costs expected to be incurred to liquidate the Partnership, as discussed in Note A above. Included in these liquidation cost estimates as of September 30, 1996 are approximately $202,000 expected to be charged by the General Partner and its affiliates during the anticipated remaining liquidation period. The actual charges will depend primarily upon the length of time required to liquidate the Partnership and may differ from the amount accrued.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 145 limited partnership units at September 30, 1996.

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

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and intend to vigorously defend themselves against this action. Additionally, the General Partner believes that the litigation discussed above will not have an adverse impact on its ability to liquidate the Partnership in accordance with the Plan and in the time frame currently contemplated by the General Partner.

D. Subsequent Event

   Pursuant to an agreement dated October 31, 1996 between the Partnership and American Software, Inc., the Partnership assigned to American Software, Inc. its right, title and interest in and to PruTech American Joint Venture, a joint venture with American Software, Inc., in exchange for $550,000 in cash. No further royalty payments will be received by the Partnership from PruTech American Joint Venture as a result of this agreement. In accordance with the liquidation basis of accounting, the Partnership recorded the $550,000 on its statement of net assets as of September 30, 1996.

                  PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership's cash and cash equivalents at September 30, 1996 totalled approximately $1,422,000. This amount is approximately $114,000 greater than the Partnership's cash and cash equivalents at December 31, 1995 principally due to the collection of royalty and interest amounts partially offset by payments of the Partnership's liabilities.

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

   During the three months ended September 30, 1996, the Partnership reflected an increase of $752,000 in the estimated net liquidation value of its assets and liabilities. This increase is a result of valuing the Partnership's interest in a joint venture with American Software, Inc. at $550,000 as further discussed in Note D to the financial statements. In addition, the Partnership accrued an additional $130,000 for royalties due from Syntro Corporation, received an additional $59,000 of royalties from the joint venture with American Software, Inc. and earned interest on its cash and cash equivalents. No significant adjustments to previously recorded liability amounts were required.

Results of Operations

   The Partnership adopted the liquidation basis of accounting as of June 30, 1996 in accordance with generally accepted accounting principles and no longer reports results of operations. As such, there is no management's discussion comparing the corresponding 1996 and 1995 periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--

        This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K--

        (a) Exhibits:

            PruTech Research and Development Partnership Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 3.1 included with Registrant's Form S-1 Registration Statement, File No. 2-86528, filed on November 16, 1983)

            First Amendment to the Amended and Restated Agreement of Limited Partnership of PruTech Research and Development Partnership (incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K filed March 28, 1992)

            Second Amendment to the Amended and Restated Agreement of Limited Partnership of PruTech Research and Development Partnership (incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K filed March 31, 1994)

            Joint Venture Interest Purchase Agreement between the Registrant and American Software, Inc. dated October 31, 1996 (filed herewith)

            Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Michael S. Hasley                    Date: November 14, 1996
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant
By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant